Form 10-K405
period 1999-12-31
CONTIMORTGAGE HOME EQUITY TRUST 1999-2
filed 2000-03-31
CIK 1083482

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

(Mark One)
[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from __________ to
         __________.

                        Commission File number 33-339505

                   ContiMortgage Home Equity Loan Trust 1999-2
         ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                                              16-1565860
                                                              16-1565861
                     New York                                 16-1565862
       -------------------------------------           ---------------------
          (State of other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                Identification No.)

c/o Manufacturers and Traders Trust Company
Corporate Trust Department
One M&T Plaza
Buffalo, New York                                             14240-2599
(Address of principal executive offices)                      (Zip Code)
---------------------------------------------          ----------------------

Registrant's telephone number, including area code: (716) 842-5589 Securities registered pursuant to Section 12(b) of the Act:

        Title of each class:       Name of each exchange on which registered:

                 None                               None
        ----------------------     ------------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of class)

     Indicated by check mark whether the registrant (1) has filed all reports required to be file by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (e 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

     State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

                                                            Not Applicable

Documents Incorporated by Reference:
                                                                 None

                   CONTIMORTGAGE HOME EQUITY LOAN TRUST 1999-2
                                      INDEX


                                                                           Page

PART 1  .....................................................................3
        ITEM 1    -   Business...............................................3
        ITEM 2    -   Properties.............................................3
        ITEM 3    -   Legal Proceedings......................................3
        ITEM 4    -   Submission of Matters to a Vote of Security Holders....3

PART II  ................................................................    3
        ITEM 5    -     Market for Registrant's Common Stock and
                        Related Stockholder Matters......................    3
        ITEM 6    -     Selected Financial Data..........................    3
        ITEM 7    -     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations ...    3
        ITEM 7A   -     Quantitative and Qualitative Disclosures about
                        Market Risk......................................    3
        ITEM 8    -     Financial Statements and Supplementary Data......    4
        ITEM 9    -     Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure...........    4

PART III.................................................................    4
        ITEM 10   -     Directors and Executive Officers of the
                        Registrant.......................................    4
        ITEM 11   -     Executive Compensation............................   4
        ITEM 12   -     Security Ownership of Certain Beneficial
                        Owners and Management.............................   4
        ITEM 13   -     Certain Relationships and Related Transactions....   7

PART IV ..................................................................   7
        ITEM 14   -     Exhibits, Financial Statement Schedules and
                        Reports on Form 8-K...............................   7

SIGNATURES              ..................................................   9
INDEX TO EXHIBITS       ..................................................  10

                                     PART I
ITEM 1 -      Business

              Not Applicable.

ITEM 2 -      Properties

              Not Applicable.

ITEM 3  -     Legal Proceedings

         The Depositor is not aware of any material pending legal proceedings involving either the ContiMortgage Home Equity Loan Trust 1999-2 (the "Trust") established pursuant to the Pooling and Servicing Agreement (the "Agreement") dated March 1, 1999, among Manufacturers and Traders Trust Company, as trustee (the "Trustee"), ContiSecurities Asset Funding Corp., as depositor (the "Depositor") and ContiMortgage Corporation, as servicer (the "Servicer"), the Trustee, the Depositor or the Servicer which relates to the Trust.

ITEM 4 -      Submission of Matters to a Vote of Security  Holders

         No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5 -      Market for Registrants Common Stock and  Related Stockholder
              Matters

         To the best knowledge of the Depositor, there is no established public trading market for any beneficial interests in the Trust.

         All of the Class A-1 Certificates, Class A-2 Certificates, Class A-3 Certificates, Class A-4 Certificates, Class A-5 Certificates, Class A-6 Certificates, Class A-7 Certificates, Class A-8 Certificates, Class B Certificates and A-9IO Certificates, issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in such Certificates. Based on information obtained by the Trust from DTC, as of January 28, 2000, there were 12 holders of the Class A-1 Certificates, 12 holders of the Class A-2 Certificates, 8 holders of the Class A-3 Certificates, 6 holders of the Class A-4 Certificates, 1 holder of the Class A-5 Certificates, 3 holders of the Class A-6 Certificates, 1 holder of the Class A-7 Certificates, 1 holder of the Class A-8 Certificates, 3 holders of the Class B Certificates and 1 holder of the Class A-9IO Certificates.

ITEM 6 -      Selected Financial Data

              Not applicable.

ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

              Not applicable.

ITEM 7A-      Quantitative and Qualitative Disclosures About Market Risk

              Not applicable.

ITEM 8 -      Financial Statements and Supplementary Data

         In addition to the information included in the Annual Compilation of Monthly Trustee's Statements attached as Exhibit 99.3 hereto, the gross servicing compensation paid to the Servicer for the year ended December 31, 1999 was $3,607,001.07.

ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There were no changes of accountants or disagreements on accounting or financial disclosures between the Issuer and its accountants.

                                    PART III

ITEM 10 -     Directors and Executive Officers of the Registrant

              Not applicable.

ITEM 11 -     Executive Compensation

              Not applicable.

ITEM 12 -     Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of each Class of Certificates of the Trust; (ii) the principal amount of the Class of Certificates owned by each and (iii) the percent that the principal amount of the Class of Certificates owned by such entity represents of the outstanding principal amount of such Class of Certificates. The information set forth in the table for the Certificates is based upon information obtained by the Trust from DTC and represents ownership of beneficial interest in the Certificates held by DTC. The Depositor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                                    Amount Owned
                                                    ------------
              Name and Address          All Dollar Amounts Are in Thousands
              ----------------          -----------------------------------
                                                Principal       Percent
                                                ---------       -------

Class A-1 Certificates
----------------------

Chase Manhattan Bank Trust Co. of California      $33,101           26%
4 New York Plaza
Proxy Department, 13th Floor
New York, NY  10004

Bear, Stearns Securities Corp.                    $28,860           23%
One Metrotech Center North
4th Floor
Brooklyn, NY  11201-3862

Chase Manhattan Bank                              $21,000           16%
4 New York Plaza
13th Floor
New York, NY  10004

The Bank of New York                              $11,390            9%
925 Patterson Plank Road
Secaucus, NJ  07094

Boston Safe Deposit and Trust Company              $8,500            7%
C/o Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA  15259

State Street Bank and Trust Company                $6,500            5%
1776 Heritage Drive
Global Corporate Action Unit, JAB 5NW
North Quincy, MA  02171


Class A-2 Certificates
----------------------

Chase Manhattan Bank                              $46,415           61%
4 New York Plaza
13th Floor
New York, NY  10004

Boston Safe Deposit and Trust Company             $23,580           31%
C/o Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA  15259


Class A-3 Certificates
----------------------

Suntrust Bank/Safekeeping Custodian for STES      $24,255           54%
303 Peachtree Street
23rd Floor
Atlanta, GA  30302

Chase Manhattan Bank                              $15,000           34%
4 New York Plaza
13th Floor
New York, NY  10004

Union Bank of California, N.A.                     $2,580            6%
P.O. Box 109
San Diego, CA  92112-4103

Class A-4 Certificates
----------------------

Chase Manhattan Bank                               $9,497           36%
4 New York Plaza
13th Floor
New York, NY  10004

Bankers Trust Company                              $9,300           35%
C/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

The Bank of New York                               $5,000           19%
925 Patterson Plank Road
Secaucus, NJ  07094

PNC Bank, National Association                     $1,250            5%
1600 Market Street
29th Floor
Philadelphia, PA  19103


Class A-5 Certificates
----------------------

The Bank of New York                              $23,744          100%
925 Patterson Plank Road
Secaucus, NJ  07094


Class A-6 Certificates
----------------------

Boston Safe Deposit and Trust Company             $22,000           49%
C/o Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA  15259

The Bank of New York                              $20,638           46%
925 Patterson Plank Road
Secaucus, NJ  07094


Class A-7 Certificates
----------------------

Boston Safe Deposit and Trust Company             $26,950          100%
C/o Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA  15259

Class A-8 Certificates
----------------------

Boston Safe Deposit and Trust Company            $158,400          100%
C/o Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA  15259


Class B Certificates
--------------------

State Street Bank and Trust Company                $9,775           44%
1776 Heritage Drive
Global Corporate Action Unit, JAB 5NW
North Quincy, MA  02171

Chase Manhattan Bank                               $7,225           33%
4 New York Plaza
13th Floor
New York, NY  10004

The Bank of New York                               $5,000           23%
925 Patterson Plank Road
Secaucus, NJ  07094


Class A-9IO Certificates
------------------------

State Street Bank and Trust Company               $26,950          100%
1776 Heritage Drive
Global Corporate Action Unit, JAB 5NW
North Quincy, MA  02171


ITEM 13 -     Certain Relationships and Related Transactions

         None

                                     PART IV


ITEM 14 -     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report:

         1.   Financial Statements:

              Not applicable.

         2.   Financial Statement Schedules:

              Not applicable.

         3.   Exhibits:

            Exhibit No.                         Description
            -----------                         -----------
               99.1       Statement of Compliance of the Servicer.

               99.2 Annual Report of Independent Accountants with respect to the Servicer's overall servicing operations.

               99.3       Annual compilation of Monthly Trustee's Statement.

               99.4 Supplemental Servicing Amendment, dated as of November 9, 1999 by and among ContiMortgage Corporation as Servicer, ContiWest Corporation, ContiSecurities Asset Funding Corp., as Depositor, Greenwich Capital Financial Products, Inc., as Supplemental Servicer and Manufacturers and Traders Trust Company, as Trustee.

b)       Reports on Form 8-K.

10 reports on Form 8-K have been filed by the Issuer during the period covered by this report.

                                                 Items Reported/Financial
Date of Report on Form 8-K                           Statements Filed
--------------------------                       ------------------------

April 25, 1999                   Trustee's Monthly Report for the March Monthly
                                 Period
May 25, 1999                     Trustee's Monthly Report for the April Monthly
                                 Period
June 25, 1999                    Trustee's Monthly Report for the May Monthly
                                 Period
July 25, 1999                    Trustee's Monthly Report for the June Monthly
                                 Period
August 25, 1999                  Trustee's Monthly Report for the July Monthly
                                 Period
September 25, 1999               Trustee's Monthly Report for the August Monthly
                                 Period
October 25, 1999                 Trustee's Monthly Report for the September
                                 Monthly Period
November 25, 1999                Trustee's Monthly Report for the October
                                 Monthly Period
December 25, 1999                Trustee's Monthly Report for the November
                                 Monthly Period
January 25, 2000                 Trustee's Monthly Report for the December
                                 Monthly Period

                                                              SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 By: CONTISECURITIES ASSET FUNDING CORP., AS DEPOSITOR

                                          By: /s/ Alan Fishman
                                              ----------------
                                          Name: Alan Fishman
                                          Title: President

                                          By: /s/ Frank Baier
                                              ----------------
                                          Name: Frank Baier
                                          Title: Vice President

Date:  March 30, 2000

                                INDEX TO EXHIBITS
                                  Item 14(a)3.


 Exhibit No.                                Description
 -----------                                -----------

    99.1              Statement of Compliance of the Servicer.

    99.2 Annual Report of Independent Accountants with respect to the Servicer's overall servicing operations.

    99.3              Annual compilation of Monthly Trustee's Statement.

    99.4 Supplemental Servicing Amendment, dated as of November 9, 1999 by and among ContiMortgage Corporation as Servicer, ContiWest Corporation, ContiSecurities Asset Funding Corp., as Depositor, Greenwich Capital Financial Products, Inc., as Supplemental Servicer and Manufacturers and Traders Trust Company, as Trustee.